Form 10-Q
period 2010-09-30
ZEA CAPITAL FUND LLC
filed 2010-11-12
CIK 1471039

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549

Form 10-Q

(Mark one)
☑	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to __________

Commission file number 333-163888

ZEA CAPITAL FUND LLC
(Exact name of registrant as specified in its charter)

Delaware	26-4595280
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

118 Third Avenue SE, Suite 630 Cedar Rapids, IA 52401
(Address of principal executive offices)

(319) 366-0456
(Registrant’s telephone number, including area code)

________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant has (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☐    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 or Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)  Yes ☐    No ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☐

The number of the issuer’s Common Units outstanding as of November 12, 2010 was 130,435.

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements (unaudited)

	Statements of Assets and Liabilities as of September 30, 2010 and December 31, 2009	1

	Statements of Operations for the three months ended September 30, 2010 and 2009 and the nine months ended September 30, 2010 and the period from March 23, 2009 (inception) through September 30, 2009	2

	Statements of Members’ Equity for the nine months ended September 30, 2010 and for the period March 23, 2009 (inception) through December 31, 2009	3

	Statements of Cash Flows for the nine months ended September 30, 2010 and 2009	4

	Notes to Financial Statements	5 - 7

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	8 - 11

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings	11

Item 1A.	Risk Factors	11

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	11

Item 3.	Defaults Upon Senior Securities	11

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	12 - 17
SIGNATURES		12

Part I. FINANCIAL INFORMATION

Item 1. Financial Statements

Zea Capital Fund LLC
Statements of Assets and Liabilities (unaudited)

	September 30, 2010	December 31, 2009

ASSETS

Cash and cash equivalents	$22,819	$21,292

Deferred offering costs	754,887	137,804

Total assets	$777,706	$159,096

LIABILITIES AND MEMBERS’ EQUITY

Liabilities:
Accrued director fees	$30,500	$31,500
Accrued organizational costs	24,269	17,701
Accrued deferred offering costs	248,508	27,215
Other	9,293	594
Total liabilities	312,570	77,010

Members’ equity	465,136	82,086

Total liabilities and members’ equity	$777,706	$159,096

UNITS OUTSTANDING AND NET ASSET VALUE PER UNIT

Common Units outstanding	108,696	58,696
Net asset value per unit	$4.28	$1.40

See Notes to Financial Statements

Zea Capital Fund LLC

Statements of Operations (unaudited)

	For the three months ended September 30, 2010	For the three months ended September 30, 2009

Income, interest income	$2	$8

Expenses:
Organization costs	19,268	50,652
Director fees	30,500	12,000
General and administrative	22,602	997
	72,370	63,649

Net loss	$(72,368)	$(63,641)

	For the nine months ended September 30, 2010	For the period March 23, 2009 (inception) through September 30, 2009

Income, interest income	$23	$8

Expenses:
Organization costs	80,714	529,428
Director fees	69,000	12,000
General and administrative	42,259	997
	191,973	542,425

Net loss	$(191,950)	$(542,417)

See Notes to Financial Statements

Zea Capital Fund LLC

Statement of Members’ Equity (unaudited)
Period from March 23, 2009 (inception) through September 30, 2010

	Units	Amount
Members’ equity, March 23, 2009	--	$--
Members’ contributions	54,348	625,002
Proceeds from exercise of warrant	4,348	50,002
Net loss	--	(592,918)
Members’ equity, December 31, 2009	58,696	82,086
Proceeds from exercise of warrant	50,000	575,000
Net loss	--	(191,950)
Members’ equity, September 30, 2010	108,696	$465,136

See Notes to Financial Statements

Zea Capital Fund LLC

Statement of Cash Flows (unaudited)

For the nine months ended September 30, 2010	For the period March 23, 2009 (inception) through September 30, 2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(191,950)	$(542,417)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Net change in operating assets and liabilities:
Accrued director fees	(1,000)	12,000
Accrued organizational costs	6,568	27,683
Accrued deferred offering costs	221,293	42,635
Other liabilities	8,699	997
Net cash provided by (used) in operating activities	43,610	(459,102)

CASH FLOWS FROM FINANCING ACTIVITIES
Members’ contributions	--	625,002
Proceeds from exercise of warrant	575,000	--
Deferred offering costs	(617,083)	(83,478)
Net cash (used in) provided by financing activities	(42,083)	541,524

Net increase in cash and cash equivalents	1,527	82,422

CASH AND CASH EQUIVALENTS
Beginning of period	21,292	--
End of period	$22,819	$82,422

See Notes to Financial Statements

Zea Capital Fund LLC

Notes to Financial Statements (unaudited)
As of September 30, 2010 and December 31, 2009
_____________________________________________________________________________________________

1.	Organization

Zea Capital Fund LLC (the “Fund” or “Zea”) was organized as a Delaware limited liability company on March 23, 2009, into which Zea Capital Fund Inc., a Maryland corporation, was merged on August 13, 2009.  The Fund is a non-diversified closed-end management investment company that is regulated as a business development company (BDC) under the Investment Company Act of 1940, as amended.  As a BDC, the Fund is subject to numerous regulations and restrictions on the types of investments which it can make.

2.	Significant Accounting Policies

A summary of the Fund’s significant accounting policies follows:

The Fund follows accounting standards established by the Financial Accounting Standards Board (the FASB) to ensure consistent reporting of financial condition, results of operation, and cash flows.  References to U.S. Generally Accepted Accounting Principles (“GAAP”) in these footnotes are to the FASB Accounting Standards Codification™, sometimes referred to as the Codification or ASC.  The Codification is effective for periods ending on or after September 15, 2009.  In management’s opinion, the accompanying interim, unaudited, financial statements contain all adjustments (consisting of normal recurring accruals) necessary and adequate disclosures to present fairly the financial position as of September 30, 2010 and the results of operations for the three and  nine months ended September 30, 2010.

These financial statements should be read in conjunction with the audited financial statements and notes thereto included in the Fund’s N-2/A filed on July 30, 2010.

Use of estimates:  The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amount of assets and liabilities, recognition of distribution income and disclosure of contingent assets and liabilities at the date of the financial statements.  Actual results could differ from those estimates.

Cash and cash equivalents:  Cash and cash equivalents include highly liquid instruments with original maturities of three months or less at the date of acquisition.  The Fund maintains its cash balances in financial institutions located in the United States.  These balances are insured by the Federal Deposit Insurance Corporation up to $250,000.

Organization costs:  Organization costs include, among others, the cost of organization, which includes the cost of legal services pertaining to the organization and formation of the business, and filing fees.  These costs are expensed as incurred.  The Fund incurred organization costs of $19,268 and $50,652 for the three months ended September 30, 2010 and 2009, respectively, and $80,714 and $529,428 for the nine months ended September 30, 2010 and for the period from March 23, 2009 (inception) through September 30, 2009, respectively.

Deferred Offering Costs: The Fund’s deferred offering costs include, among others, legal fees and other costs pertaining to the preparation of the Fund’s registration statement and other costs directly attributable to raising funds during the offering.  These costs have been deferred as other assets on the statement of assets and liabilities and will be charged against paid-in capital at the time shares of common stock are sold.

Federal income taxes:  The Fund is not subject to federal income tax, but may be subject to certain state taxes.  FASB has issued guidance for how uncertain tax positions should be recognized, measured, disclosed and presented in the financial statements.  The Fund adopted this guidance for the period ended December 31, 2009.  The guidance requires the evaluation of tax positions taken or expected to be taken in the course of preparing the Fund’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained “when challenged” or “when examined” by the applicable tax authority.  Tax positions not deemed to meet the more-likely-than-not threshold would be recorded as a tax benefit or expense and liability in the current year.  For the nine months ended September 30, 2010 and the period ended December 31, 2009, management has determined that there are no material uncertain income tax positions.

3.	Investment Advisory and Other Agreements

The Fund has entered into a Second Amended and Restated Investment Advisory Agreement with AAVIN Equity Advisers, LLC (the “Adviser”).  Under the terms of the agreement, the Fund will pay the Adviser a monthly base management fee and an incentive fee.  The base management fee will commence when the Fund begins operations (when the proceeds of its initial public offering are received), will be calculated monthly based on the value of the assets at the beginning of the month, and paid monthly in arrears, and is equal to 2.5% of the Fund’s total assets, less any uninvested cash or cash equivalents which result from borrowings.

The incentive fee consists of two parts.  The first part, the investment income fee equals, (i) 100% of the excess of the Fund’s net investment income for the year over an annual hurdle rate of 8.0%, up to 10.0% of Fund’s net managed assets (total assets, less indebtedness and assets not invested according to its investment objective); and (ii) 20% of the excess of Fund’s net investment income for the year over an annual hurdle rate of 10.0% of Fund’s net managed assets. The investment income fee is calculated annually and payable annually in arrears within thirty (30) days of the end of each calendar year commencing on the first December 31 following the date the Fund closes its initial public offering.  The second part, the capital gains fee, will only be paid once each member of the Fund receives back their capital contributions plus a cumulative return of 8%.  The Fund will pay the Adviser a fee equal to (i) 20% of (a) its net realized capital gains on a cumulative basis from the commencement of operations to the end of each fiscal year, less (b) any unrealized capital depreciation at the end of such fiscal year, less (ii) the aggregate amount of all capital gains fees paid to the Adviser in prior years.

Unless terminated sooner, the agreement will continue in effect for a period of two years from the date of execution.  It will remain in effect from year-to-year thereafter if approved annually by the Fund’s Board or by the affirmative vote of the holders of a majority of the Fund’s outstanding voting securities, and, in either case, upon approval by a majority of the Fund’s Directors who are not interested persons or parties to the agreement.  The agreement will automatically terminate in the event of its assignment, and may be terminated by the Fund without penalty upon not more than sixty (60) days’ written notice to the Adviser.  The agreement may also be terminated by the Adviser without penalty upon not less than sixty (60) days’ written notice to the Fund.

The Fund has also entered into a Trademark and Research License Agreement with the Iowa Corn Growers Association, the Fund’s organizer (the “ICGA”).  Under this agreement, the ICGA has agreed to (i) license the ICGA name and logo to the Fund for use in its business, (ii) provide the Fund ongoing access to ICGA’s proprietary database of agribusiness market research, and (iii) provide and coordinate access to the ICGA membership.  The Fund will pay ICGA a royalty fee of 0.15% of its net asset value per year, in arrears, for such services.  The initial term of the ICGA Agreement is one year from the date the Fund receives proceeds from its initial public offering, and it will be automatically renewed for additional one-year renewal terms unless either party elects to terminate the agreement.

4.	Members’ Equity

Unregistered Common Units: On July 24, 2009, Iowa Corn Opportunities, LLC (“ICO”), a wholly-owned subsidiary of the ICGA, purchased 54,348 Unregistered Common Units from the Fund at $11.50 per unit for a total of $625,002.  In addition, the Fund issued an Amended and Restated Warrant dated December 14, 2009, as further amended June 8, 2010, to ICO for the purchase of up to a total of 119,565 Unregistered Common Units at an exercise price of $11.50 per unit (the “Warrant”).  The Warrant is exercisable in whole or in part at the option of ICO at any time prior to and including December 14, 2010.  Under the Warrant, ICO purchased from the Fund the following Unregistered Common Units through September 30, 2010:

Exercise Date	Units Purchased under Warrant	Amount
12/18/2009	4,348	$50,002
2/18/2010	13,044	150,006
6/4/2010	17,392	200,008
8/25/2010	19,564	224,986
	54,348	$625,002

The Warrant has been valued using the Black Sholes model as of the grant date.  The assumptions used in valuation included (i) a risk-free rate of 0.06%, (ii) expected term of 2/3 of a year, and (iii) expected unit volatility of 0.10% with no expected distributions.  The fair value of the Warrant is immaterial and accordingly no amounts have been recorded in the accompanying financial statements.  Neither the Warrant nor the Unregistered Common Units issuable upon exercise of the Warrant have been registered under the Securities Act of 1933.

Registered Common Units: In June 2010, the Fund entered into an agreement with Cedar Rapids Bank and Trust (CRBT), where CRBT will act as an escrow agent for the Fund for subscriptions received prior to the Fund receiving aggregate subscriptions of at least 2,400,000 Registered Common Units or $30,000,000 (the Minimum Offering).  Upon reaching the Minimum Offering, the funds will be released to the Fund.  If the Minimum Offering is not met, the funds will be returned to the purchasers of the Registered Common Units.  As of September 30, 2010, $175,003 was held by CRBT in accordance with this agreement.  These amounts are not included in the financial statements of the Fund until the funds are released in accordance with the agreement.

5.	Fair Value Measurements

Investments

Zea follows the accounting guidance on fair value measurements.  In part, this guidance defines fair value, establishes a framework for measuring fair value and expands disclosures about assets and liabilities measured at fair value.  The guidance establishes a hierarchal disclosure framework which prioritizes and ranks the level of market price observability used in measuring investments at fair value. Market price observability is affected by a number of factors, including the type of investment and the characteristics specific to the investment. Investments with readily available active quoted prices or for which fair value can be measured from actively quoted prices generally will have a higher degree of market price observability and a lesser degree of judgment used in measuring fair value.  When the Fund receives proceeds from its initial public offering, the Fund’s practices will reflect recent authoritative guidance that requires reporting entities to make new disclosures about recurring and non recurring fair-value measurements including significant transfers into and out of Level I and Level 2 fair-value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair-value measurements.  The Fund will also follow FASB's recent clarification of existing fair-value measurement disclosure guidance about the level of disaggregation, inputs and valuation techniques.

The Fund will update its schedules of investments with the most current information available at the date of the report.  At this time the Fund has no investments to measure at fair value.  However, upon the closing of the initial public offering, the fund investments made by the Fund will be measured and reported at fair value are classified and disclosed in one of the following categories:

Level I – Quoted prices are available in active markets for identical investments as of the reporting date. The type of investments included in Level I include listed equities and listed derivatives.

Level II – Pricing inputs are other than quoted prices in active markets, which are either directly or indirectly observable as of the reporting date, and fair value is determined through the use of models or other valuation methodologies. Investments which are generally included in this category include corporate debt and less liquid and restricted equity securities.

Level III – Pricing inputs are unobservable for the investments and includes situations where there is little, if any, market activity for the investment. The inputs into the determination of fair value require significant management judgment or estimation and are based on the Board of Director’s own assumptions about the assumptions that a market participant would use, including inputs derived from extrapolation and interpolation that are not corroborated by observable market data.  Investments that are included in this category generally include corporate private equity.

6.	Subsequent Events

Under the warrant, on November 3, 2010, ICO purchased an additional 21,739 Unregistered Common Units at $11.50 per unit from the Fund for a total of $249,999.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Statements by Zea Capital Fund LLC (the “Fund,” ”we,” or “us,”) contained herein, other than historical facts, may constitute “forward-looking statements.”  These statements may relate to, among other things, future events or our future performance or financial condition.  In some cases, you can identify forward-looking statements by terminology such as “may,” “might,” “believe,” “will,” “provided,” “anticipate,” “future,” ”could,” “growth,” “plan,” “intend,” “expect,” “should,” “would,” “if,” “seek,” “possible,” “potential,” “likely” or the negative of such terms or comparable terminology.  These forward-looking statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any anticipated results, levels of activity, performance or achievements expressed or implied by such forward-looking statements.  For a discussion of factors that could cause our actual results to differ from forward-looking statements contained herein, please see the discussion under the heading “Risk Factors” in our Registration Statement filed on Form N-2/A.

Once operational, we may experience fluctuations in our operating results due to a number of factors, including the return on our equity investments, the interest rates payable on our debt investments, the default rates on such investments, the level of our expenses, variations in and the timing of the recognition of realized and unrealized gains or losses, the degree to which we encounter competition in our markets and general economic conditions.  As a result of these factors, results for any period should not be relied upon as being indicative of performance in future periods.

Overview

We have elected to be regulated as a business development company (“BDC”) and we are classified as a non-diversified closed-end management investment company under the Investment Company Act of 1940, as amended (the “1940 Act”).  As a BDC we are subject to numerous regulations and restrictions.  When we receive the proceeds of our initial public offering, we intend to invest primarily in the securities of small, privately-held and micro-cap companies located primarily in the upper Midwest.

When we receive the proceeds of our initial public offering, we intend to operate like a traditional venture capital / private equity firm, and accordingly it will take us longer to identify appropriate investments meeting our criteria than most publicly-offered funds.  We anticipate that it will take us four to six years to fully invest in our target portfolio of 20 to 25 small privately-held companies.  Over the ensuing years and until final liquidation of the portfolio, we will likely make additional follow-on investments in some existing portfolio companies but we do not anticipate making new investments in new companies more than six years after we commence our investment activities.

Because it will take us longer to make our portfolio company investments than the typical closed-end fund, until we are fully invested in our target portfolio companies, we will hold our assets in (i) cash, treasury bills and similar liquid investments for projected near term investment needs and expenses, and (ii) consistent with BDC requirements, debt securities of private U.S. companies, private debt offerings of public companies with less than $250 million in market capitalization and other similar investments.  We will invest at least half of the proceeds of our initial public offering in the foregoing instruments which are “qualifying assets” under the 1940 Act and which meet our investment objective within two years of the closing of our initial public offering.

Once all of our portfolio company investments are harvested and any net gains are distributed to our Members, which we estimate will take at least 10 to 12 years, we will wind up our operations.  We may determine to wind up our affairs by selling a small number of remaining investments in one or more transactions to a third party if we determine at that time that the expense associated with a public vehicle outweighs any benefit of continuing to hold a small number of portfolio investments.

Portfolio and Investment Activity

Net Asset Value

Our net asset value as of September 30, 2010, was $4.28 per Unit, as compared to $1.40 per Unit at December 31, 2009, an increase of approximately 205%.  This increase was largely attributable to an increase in deferred offering costs from $137,804 at December 31, 2009 to $754,887 at September 30, 2010 due to the Fund incurring significant expenses relating to the offering and preparation of the Fund’s registration statement.  The increase in deferred offering costs was funded by the receipt of proceeds from the exercise of a warrant for our Units.

Investment Plan

As of the date of this report, we have not commenced any investment activities, which we intend to commence upon receipt of the proceeds of our ongoing public offering.  Our investments are generally expected to range between $1 million and $5 million per investment with most initial portfolio company investments between $2 million and $4 million, although investment sizes may be smaller or larger than this targeted range.  We currently expect our debt investments generally to have a term of one to five years and to bear interest at either a fixed or floating rate.

Distributions from Investments

We intend to generate revenues in the form of interest on the debt investments that we will hold, and in the form of capital gains and dividends on dividend-paying equity securities, warrants, options, or other equity interests that we acquire in our portfolio companies.  In addition to the cash yields received on our loans, in some instances, our loans may also include any of the following: end-of-term payments, exit fees, balloon payment fees or prepayment fees, any of which may be required to be included in income prior to receipt.  In some cases, we may structure debt investments to provide that interest is not payable in cash, or not entirely in cash, but is instead payable in securities of the issuer or is added to the principal of the debt.  The amortization of principal on our debt investments may be deferred until maturity.  We also expect to generate revenue from time to time in the form of commitment, origination, structuring or diligence fees, fees for providing managerial assistance and possibly consulting fees from our portfolio companies.

Results of Operations

Three Months Ended September 30, 2010 and September 30, 2009:

Income:  Total income during the three months ended September 30, 2010 and 2009 was $2 and $8, respectively.  All of such income was interest income and is based on cash held at the financial institution.

Expenses:  Total expenses during the three months ended September 30, 2010 were $72,370 compared to expenses of $63,649 for the three months ended September 30, 2009.  This net increase of $8,721 or 14% was the result of an increase in director fees as a result of additional meetings, a decrease in organization related expenses as the Fund organization was essentially complete and an increase in general and administrative expenses related to ongoing operating costs such as board meetings, accounting fees, insurance and supplies.

Nine Months Ended September 30, 2010 and the period March 23, 2009(inception) to September 30, 2009:

Income: Total income during the nine months ended September 30, 2010 was $23 and $8 for the period from March 23, 2009 (inception) to September 30, 2009.  All of such income was interest income and is based on cash held at the financial institution.

Expenses:  Total expenses during the nine months ended September 30, 2010 were $191,973 compared to expenses of $542,425 for the period from March 23, 2009 (inception) to September 30, 2009.  The net decrease of $350,467 or 65% was largely the result of a decrease in organization related expenses as the Fund organization was essentially complete and an increase in director fees and general administrative expenses related to ongoing operating costs such as board meetings, accounting fees, insurance and supplies.

Liquidity and Capital Resources

We are currently raising capital through a public offering of our Registered Common Units.  We will not issue any preferred equity and we otherwise do not intend to borrow money.  If the minimum offering is not met the funds will be returned to the purchasers of the Registered Common Units and the Fund will abandon its intended operations, as described in the prospectus.

Contractual Obligations

We do not have any significant contractual payment obligations as of September 30, 2010.

Off-Balance Sheet Arrangements

In June 2010, the Fund entered into an agreement with Cedar Rapids Bank and Trust (CRBT), where CRBT will act as an escrow agent for the Fund for subscriptions received prior to the Fund receiving aggregate subscriptions of at least 2,400,000 Registered Common Units or $30,000,000 (the Minimum Offering).  Upon reaching the Minimum Offering, the funds will be released to the Fund.  If the Minimum Offering is not met, the funds will be returned to the purchasers of the Registered Common Units.  As of

September 30, 2010, $175,003 was held by CRBT in accordance with this agreement.  These amounts are not included in the financial statements of the Fund until the funds are released in accordance with the agreement.

We do not have any other off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures, or capital resources.

Borrowings

We will not issue any preferred equity and we otherwise do not intend to borrow money. In the event that we do so borrow, we would expect to be subject to various customary covenants and restrictions on our operations, such as covenants which would (i) require us to maintain certain financial ratios, including asset coverage, debt to equity and interest coverage, and a minimum net worth, and/or (ii) restrict our ability to incur liens, additional debt, merge or sell assets, make certain investments and/or distributions or engage in transactions with affiliates.

Critical Accounting Policies

The financial statements included in this report are based on the selection and application of critical accounting policies, which require management to make significant estimates and assumptions.  Critical accounting policies are those that are both important to the presentation of our financial condition and results of operations and require management’s most difficult, complex or subjective judgments.

Valuation of Portfolio Investments

The Fund intends to invest primarily in illiquid securities that generally will be subject to restrictions on resale, will have no established trading market and will be valued no more frequently than on a quarterly basis.  Our valuations will be made in accordance with FASB ASC 820, in addition to our written valuation procedures.  Fair value is intended to be the amount for which an investment could be exchanged in an orderly disposition over a reasonable period of time between willing parties other than in a forced liquidation or sale.  Among the factors considered in determining the fair value of investments are the cost of the investment; developments, including recent financing transactions, since the acquisition of the investment; financial condition and operating results of the investee; the long-term potential of the business of the investee; market interest rates for similar debt securities; overall market conditions and other factors generally pertinent to the valuation of investments.  Because of the inherent uncertainty of valuation, the fair values of such investments, which will be determined in accordance with procedures approved by our Board of Directors, may differ materially from the values that would have been used had a ready market existed for the investments.

Any investments in securities that are traded in the over-the-counter market or on a stock exchange will be valued by taking the average of the close (or bid price in the case of over-the-counter equity securities) for the valuation date.     Because of the inherent uncertainty of valuation, those estimated values may differ significantly from the values that would have been used had a ready market for the securities existed, and the differences could be material.

In the valuation process, we plan to use financial information received monthly, quarterly, and annually from our portfolio companies which includes both audited and unaudited financial statements.  This information will be used to determine financial condition, performance, and valuation of the portfolio investments.  Realization of the carrying value of investments is subject to future developments.  Investment transactions will be recorded on the trade date and identified cost is used to determine realized gains and losses.

The preparation of financial statements in conformity with GAAP requires management to estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Interest and Fee Income Recognition

Interest income will be recorded on an accrual basis to the extent that such amounts are expected to be collected.  When investing in instruments with an original issue discount or payment-in-kind (“PIK”) interest, we will accrue interest income during the life of the investment, although we will not necessarily be receiving cash as the interest is accrued.  Commitment and facility fees generally will be recognized as income over the life of the underlying loan for generally accepted accounting principal purposes and recognized immediately for tax purposes, whereas due diligence, structuring, transaction, service, consulting and management service fees for services rendered to portfolio companies generally will be recognized as income when services are rendered.

Distributions to Unitholders

The characterization of dividends paid during the year from net investment income or net realized gains may differ from their ultimate characterization for federal income tax purposes.

Item 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

In addition to the market risks our portfolio companies face (once we commence investing activities) which may affect their ability to repay their obligations to us, our business activities will contain elements of market risk.  We consider changes in interest rates to be a market risk with respect to any debt investments we may make.  We consider the management of risk essential to conducting our business.  Accordingly, our risk management systems and procedures are designed to identify and analyze our risks, to set appropriate policies and limits and to continually monitor these risks and limits by means of reliable administrative and information systems and other policies and programs.  In addition to our ability to evaluate risks, our investment income may be affected by changes in various interest rates, including LIBOR and prime rates.

Item 4.	CONTROLS AND PROCEDURES

Our management, with the participation of our Principal Executive Officer and Principal Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) of the Securities Exchange Act of 1934) as of the end of the period covered by this report as required by paragraph (b) of Rule 13a-15 or 15d-15 of the Securities Exchange Act of 1934.  Based upon such evaluation, our Principal Executive Officer and Principal Financial Officer concluded that our disclosure controls and procedures were effective and provided reasonable assurance that information required to be disclosed by us in the reports we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our management, including our Principal Executive Officer and Principal Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

There have been no changes in our internal control over financial reporting (identified in connection with the evaluation required by paragraph (d) of Rules 13a-15 or 15d-15 of the Securities Exchange Act of 1934) during the fiscal quarter ended September 30, 2010, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II—OTHER INFORMATION

Item 1.	LEGAL PROCEEDINGS

None

Item 1A.	RISK FACTORS

In addition to the other information set forth in this report, you should carefully consider the factors discussed in  “Risk Factors” in our registration statement on Form N-2, which could materially affect our business, financial condition or operating results.  The risks described in our registration statement on Form N-2 are not the only risks we face.  Additional risks and uncertainties not currently known to us or that we currently deem to be immaterial also may materially adversely affect our business, financial condition and/or operating results.

Item 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 13, 2010, ICO exercised the Warrant for 19,564 of our Common Units at an exercise price of $11.50 per Common Unit (the “August Transaction”).  Other than the August Transaction, we did not sell any securities during the three months ended September 30, 2010 that were not registered under the Securities Act of 1933, as amended.

We did not repurchase any of our common units during the three months ended September 30, 2010.

Item 3.	DEFAULTS UPON SENIOR SECURITIES

None

Item 4.	(Removed and Reserved)

Item 5.	OTHER INFORMATION

None

Item 6.	EXHIBITS

Exhibit	Description

31.1              Section 302 Certification of James D. Thorp (President and Principal Executive Officer).

31.2              Section 302 Certification of  Thies O. Kölln (Vice President and Principal Financial Officer).

32.1              Section 1350 Certification of James D. Thorp (President and Principal Executive Officer).

32.2              Section 1350 Certification of Thies O. Kölln (Vice President and Principal Financial Officer).

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ZEA CAPITAL FUND LLC

Date: November 12, 2010	By:	/s/ James D. Thorp
President, Principal Executive Officer

Date: November 12, 2010	By:	/s/ Thies O. Kölln
Vice President, Principal Financial Officer

EXHIBIT INDEX

Exhibit	Description	Page

31.1	Section 302 Certification of James D. Thorp (President and Principal Executive Officer)	14

31.2	Section 302 Certification of Thies O. Kölln (Vice President and Principal Financial Officer)	15

32.1	Section 1350 Certification of James D. Thorp (President and Principal Executive Officer)	16

32.2	Section 1350 Certification of Thies O. Kölln (Vice President and Principal Financial Officer)	17